Form 10-Q
period 1995-06-30
AUTOMOBILE CREDIT FINANCE III INC
filed 1995-08-08
CIK 894373

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)


                         OF THE SECURITIES ACT OF 1934


For the quarter ended:                                   Commission File Number:
June 30, 1995                                                          033-55070
-------------                                                          ---------


                      AUTOMOBILE CREDIT FINANCE III, INC.
             (Exact name of Registrant as specified in its charter)


Texas                                                                75-2454226
-----                                                                ----------
(State or other jurisdiction                                      (IRS Employer
of incorporation or organization)                           Identification No.)




 700 North Pearl, Suite 400, Plaza of the Americas, North Tower, Lock Box 401,
                              Dallas, Texas 75201
--------------------------------------------------------------------------------
             (Address and zip code of principal executive offices)


                                 (214) 965-6000
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                     ---     ---

Class                                         Number of Shares Outstanding
-----                                               at July 31, 1995
Common Stock, $1.00 par value                       ----------------
                                                          1,000

                          PART I-FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                      AUTOMOBILE CREDIT FINANCE III, INC.
                            CONDENSED BALANCE SHEETS


ASSETS                                                               June 30, 1995     September 30, 1994
                                                                     -------------     ------------------
                                                                       (Unaudited)
Contract receivables, net                                               $6,816,000            $8,941,000


Cash and cash equivalents                                                  777,000                14,000

Restricted cash                                                            747,000

Vehicles held for resale                                                   146,000                92,000


Due (to) from related party                                               (76,000)                89,000

Deferred note offering costs,
        net of amortization of $1,216,000
        and $746,000 respectively                                          613,000             1,083,000

Loan origination costs,
        net of amortization of $642,000
        and $580,000 respectively                                          116,000                44,000

Other assets                                                                50,000                 5,000
                                                                      ------------          ------------

Total assets                                                            $9,189,000           $10,268,000
                                                                      ============          ============


LIABILITIES AND CAPITAL DEFICIT

Notes payable to investors                                             $15,000,000           $15,000,000

Accounts payable                                                            29,000                27,000


Accrued investor interest                                                  188,000               188,000
                                                                      ------------          ------------

Total liabilities                                                       15,217,000            15,215,000

CAPITAL DEFICIT


Common stock, $1.00 par value, 50,000
      shares authorized, 1,000 shares
      issued and outstanding                                                 1,000                 1,000

Additional paid-in capital                                                   9,000                 9,000


Accumulated deficit                                                    (6,038,000)           (4,957,000)
                                                                      ------------          ------------

Total capital deficit                                                  (6,028,000)           (4,947,000)
                                                                      ------------          ------------

Total liabilities and capital deficit                                   $9,189,000           $10,268,000
                                                                      ============          ============

                             See accompanying notes

                      AUTOMOBILE CREDIT FINANCE III, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                   Nine Months                 Nine Months
                                                                     Ended                       Ended
                                                                 June 30, 1995               June 30, 1994
                                                                 -------------               -------------
                                                                                       (restated - Note 4)
 Interest revenue and discount earned (net of loan
           origination cost amortization of $62,000 and
           $143,000, respectively)                                  $2,107,000                  $2,317,000

 Interest expense (including deferred offering
           cost amortization of $470,000 and $385,000,               2,158,000                   2,072,000
           respectively)                                          ------------                ------------



 Net interest income (loss)                                           (51,000)                     245,000

 Provision for credit losses                                           114,000                   2,940,000
                                                                  ------------                ------------


 Net interest loss after provision for credit losses                 (165,000)                 (2,695,000)

 General and administrative expenses                                   916,000                   1,052,000
                                                                  ------------                ------------

 Net loss                                                         $(1,081,000)                $(3,747,000)
                                                                  ============                ============



                                                                  Three Months                Three Months
                                                                     Ended                       Ended
                                                                 June 30, 1995               June 30, 1994
                                                                 -------------               -------------
                                                                                       (restated - Note 4)
 Interest revenue and discount earned (net of loan
           origination cost amortization of $30,000 and               $694,000                    $740,000
           $67,000, respectively)

 Interest expense (including deferred offering
           cost amortization of $165,000 and $134,000,                 728,000                     697,000
           respectively)                                            ----------                ------------


 Net interest income (loss)                                           (34,000)                      43,000

 Provision for (recovery of) credit losses                            (50,000)                     939,000
                                                                    ----------                ------------

 Net interest income (loss) after provision for
          credit losses                                                 16,000                   (896,000)


 General and administrative expenses                                   287,000                     233,000
                                                                    ----------                ------------

 Net loss                                                           $(271,000)                $(1,129,000)
                                                                    ==========                ============

                             See accompanying notes

                      AUTOMOBILE CREDIT FINANCE III, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                       Nine Months           Nine Months
                                                                          Ended                 Ended
                                                                      June 30, 1995         June 30, 1994
                                                                      -------------         -------------
                                                                                      (restated - Note 4)
 OPERATING ACTIVITIES:
 Net loss                                                              $(1,081,000)          $(3,747,000)

 Adjustments to reconcile net loss to cash used in operations:
        Amortization of deferred offering cost                              470,000               385,000
        Amortization of loan origination cost                                62,000               143,000
        Increase in provision for credit losses                             114,000             2,940,000

 Changes in assets and liabilities:
        Increases (decreases) due to/from related party                     165,000               372,000
        (Increase) decrease in other assets                                (45,000)                 7,000
        Increase in accounts payable and
                 accrued interest                                             2,000                16,000
                                                                         ----------            ----------

 Cash provided by (used in) operations                                    (313,000)               116,000

 INVESTING ACTIVITIES:
 Purchase of contract receivables                                       (4,082,000)           (8,512,000)
 Loan origination costs                                                   (134,000)             (224,000)

 Increase in restricted cash                                              (747,000)
 Principal payments on contract receivables,
          including proceeds from sales of vehicles                       6,039,000             6,773,000
                                                                         ----------            ----------

 Cash provided by (used in) investing activities                          1,076,000           (1,963,000)


 Change in cash and cash equivalents                                        763,000           (1,847,000)
 Cash and cash equivalents - beginning                                       14,000             1,907,000
                                                                         ----------            ----------
 Cash and cash equivalents - ending                                        $777,000               $60,000
                                                                         ==========            ==========

---------------------------------------------------------------------------------------------------------

 SUPPLEMENTAL INFORMATION:

 Cash paid for interest                                                  $1,688,000            $1,687,000
                                                                         ==========            ==========


                             See accompanying notes

                      AUTOMOBILE CREDIT FINANCE III, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  GENERAL INFORMATION

Automobile Credit Finance III, Inc. (the Company), is a Texas Corporation organized on October 30, 1992 by Search Capital Group, Inc. ("Search"), who owns 100% of the Company's common stock. The Company was established to purchase retail installment sales contracts created by Search to finance sales of used automobiles and light trucks.

The information presented herein includes adjustments which the Company management believes are necessary for fair presentation of its financial position and results of operations. Substantially all of the disclosures required for annual financial reports have been omitted. These interim financial statements and related notes are unaudited, and should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1994.

Search and its wholly owned subsidiaries, Automobile Credit Acceptance Corporation ("ACAC") and Consumer-Dealer AUTOCREDIT ("CDAC"), are engaged primarily in the motor vehicle receivable purchasing and servicing business. ACAC and CDAC have a network of new and used third party vehicle dealers who generate vehicle receivables and sell them to the Company or other ACAC designees.

2.  AUTOMOBILE CONTRACT NOTES OFFERING

Pursuant to an Indenture dated as of December 1, 1992, with ACAC and Texas Commerce Trust National Association (the "Trustee") (formerly Ameritrust Texas National Association), the Company has issued $15,000,000 in 15% Automobile Contract Notes due April 30, 1996 (the "Notes"). The Notes require monthly interest payments payable monthly at a rate of 15% per annum. The Company's public offering of the Notes was completed in July, 1993.

The Indenture requires that all of the Company's excess cash flow after April 30, 1995, must be deposited into a sinking fund held by the trustee for payment of the Notes. Under the terms of the Indenture, and with approval of the Trustee in the event of default, the Company would be able to repay the Notes, in part, through sinking fund cash from collections on outstanding contracts through April 30, 1996 and sale or collection of the remaining balances on outstanding contracts at April 30, 1996.

The Company paid its offering and organizational fees and costs out of the gross sales proceeds from the Notes. These fees and costs of $1,829,000 were limited to 12.5% of the gross sales proceeds.

It is currently estimated that the Company will have insufficient sinking fund cash to pay the holders of the Company's Notes in full, due to the collection performance of contracts owned by the Company and will be in default under the terms of the Indenture on the maturity date. At June 30, 1995, the Company had a net contract receivable balance of $6,816,000 and cash of $747,000 in the sinking fund. See further discussion in Item 2 under management's discussion of liquidity and capital resources of management's intention to convert the Company's existing notes payable into common shares and a new class of preferred shares of Search.

3.  INTEREST INCOME, CONTRACT RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The Company records contract purchases at cost. An initial reserve is recorded for the difference between the remaining contractual finance amount at the time of acquisition and the acquisition cost. Contractual finance charges are initially recorded to unearned interest and recorded to interest income using the interest method. The Company evaluates the impairment of loans based on contract delinquency and other factors. Reserves are established for impaired loans to reduce the net receivable to the lower of collateral value or estimated net realizable value. Interest income is not recognized on loans where concern exists about the collectibility of the account. Reserve requirements in excess of the initial reserve are provided, as needed, through a charge to provision for credit losses.

The recorded investment and related allowance for credit losses is summarized below:

                                                         As of June 30, 1995
                                                         -------------------

                                          Number of          Total                           Net
                                            Active          Unpaid         Unearned       Contract
                                          Contracts      Installments      Interest      Receivables
                                          ---------      ------------      --------      -----------
 Impaired contracts                             410       $2,580,000        $342,000      $2,238,000

 Unimpaired contracts                         2,313       10,741,000       1,786,000       8,955,000
                                              -----       ----------      ----------      ----------

 Total                                        2,723      $13,321,000      $2,128,000      11,193,000
                                              =====      ===========      ==========


 Allowance for credit losses                                                               4,377,000
                                                                                          ----------
 Contract receivables, net, after                                                         $6,816,000
          allowance for credit losses                                                     ==========


                                                         As of  September 30, 1994
                                                         -------------------------

                                          Number of       Total                             Net
                                           Active         Unpaid          Unearned        Contract
                                          Contracts    Installments       Interest       Receivables
                                          ---------    ------------       --------       -----------
 Impaired contracts                            721       $5,079,000        $800,000       $4,279,000

 Unimpaired contracts                        2,249       14,213,000       2,877,000       11,336,000
                                             -----      -----------      ----------       ----------


 Total                                       2,970      $19,292,000      $3,677,000       15,615,000
                                             =====      ===========      ==========

 Allowance for credit losses                                                               6,674,000
                                                                                          ----------
 Contract receivables, net, after                                                         $8,941,000
          allowance for credit losses                                                     ==========

At June 30, 1995, maturities of existing contract receivables and projected interest income on existing receivables were as follows:

                                                12 Months Ending June 30,
                                                -------------------------

                                      1996               1997             1998                Total
                                      ----               ----             ----                -----
 Future payments
 receivable                     $8,979,000         $3,956,000         $387,000          $13,322,000


 Less unearned
 interest income               (1,690,000)          (422,000)         (17,000)          (2,129,000)
                               -----------         ----------         --------          -----------

                                $7,289,000         $3,534,000         $370,000          $11,193,000
                               ===========         ==========         ========          ===========



The above contract maturity amounts should not be regarded as a forecast of cash collections. The Company is anticipating repossession rates of 45% to 55% over the life of the loan portfolio. Management anticipates that many of the contracts will be liquidated through repossession proceeds before contract maturity. Also, a portion of the loan portfolio could be prepaid before or extended past the contract maturity date.

The change in the allowance for doubtful collections is summarized as follows:

 Balance, at September 30, 1994                                                          $6,674,000

 Allowance recorded upon acquisition of loans                                             1,751,000


 Increase in allowance for credit losses                                                    114,000

 Loans charged off against allowance                                                    (4,162,000)
                                                                                        -----------

 Balance, at June 30, 1995                                                               $4,377,000
                                                                                        ===========

In the fourth quarter 1994, the Company adopted SFAS 114 and SFAS 118 and has accordingly restated the earlier 1994 quarters (see Note 4).

Most of the Company's contract receivables are due from individuals in the major metropolitan areas of Texas and other southern states. To some extent, realization of the receivables will be dependent on local economic conditions. The Company holds vehicle titles as collateral for all contract receivables until such receivables are paid in full. The contract receivables are pledged as collateral for the Company's Notes.

4.  ADJUSTMENT TO THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1994

In the fourth quarter of 1994, the Company elected early adoption of SFAS 114 and SFAS 118 ("SFAS 114"). This adoption results in the restatement of all prior interim periods of fiscal 1994 and affects this interest income and loss provision amounts on the three month and nine months periods ending June 30, 1994. The accompanying financial statements have been restated to reflect these items. The effect of the restatement on the results of operations for the three months and nine months ended June 30, 1994 is as follows:

                                            Nine months    Three months     Nine Months    Three months
                                               ended          ended           ended           ended
                                              6/30/94         6/30/94         6/30/94         6/30/94
                                               amount         amount         per share       per share
                                               ------         ------         ---------       ---------
 Income (loss) attributable to common
          shareholders:
 As previously reported                         $292,000      $(148,000)            $292          $(148)
 Effect on interest revenue of adopting
          SFAS 114                           (1,099,000)        (42,000)         (1,099)            (42)

 Effect on net loss provision of adopting
          SFAS 114                           (2,940,000)       (939,000)         (2,940)           (939)
                                            ------------    ------------        --------        --------
 Loss as restated                           $(3,747,000)    $(1,129,000)        $(3,747)        $(1,129)
                                            ============    ============        ========        ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is an industry specific financial services company specializing in the purchase, management, and securitization of used motor vehicle receivables. These receivables are secured by medium-priced, used automobiles and light trucks which typically have been purchased by consumers with substandard credit histories at retail prices ranging from $5,000 to $10,000. The Company purchased these receivables from a network of unaffiliated new and used automobile dealers (the "Dealer Network") at discounts ranging generally from 40% to 55% of total unpaid installments, which installments include both principal and interest. The members of the Dealer Network generate the receivables and offer them for sale on a non-exclusive basis to the Company. Members forego some future profit on each receivable sold to the Company in exchange for an immediate return of their invested capital.

RESULTS OF OPERATIONS

Contract Purchases

Operational results are primarily driven by the Company's contract purchases. The Company's contract purchases by quarter were:

          Fiscal                    Fiscal
          Quarter                    Year                            Quantity                      Cost
          -------                    ----                            --------                      ----
            Q1                       1993                                 510                 2,144,000
            Q2                       1993                                 760                 3,090,000
            Q3*                      1993                               1,553                 7,060,000
            Q1                       1994                                 820                 3,850,000
            Q2                       1994                                 508                 2,546,000
            Q3                       1994                                 413                 2,116,000
            Q4                       1994                                 379                 1,910,000
            Q1                       1995                                 225                 1,022,000
            Q2                       1995                                 422                 1,913,000
            Q3                       1995                                 477                 1,147,000
                                                                        -----               -----------
                                     Total                              6,067               $26,798,000
                                                                        =====               ===========

* Effective September 30, 1993, the Company changed its fiscal reporting year end to September 30.

Comparison of  Nine Month Periods Ended June 30, 1995 and 1994

The Company purchased 1,124 contracts during the nine months ended June 30, 1995, as compared to 1,741 contracts during the nine months ended June 30, 1994. The cost of the contracts including Company loan origination costs was $4,216,000 ($3,751 per contract) for the nine months ended June 30, 1995, compared to a cost of $8,736,000 ($5,017 per contract) for the nine months ended June 30, 1994.

For the nine months ended June 30, 1995, the Company had interest revenue of $2,107,000, compared to $2,317,000 for the nine months ended June 30, 1994. Interest revenue decreased due to a decrease in net contract receivables.

For the nine months ended June 30, 1995, the Company had interest expense of $2,158,000, compared to $2,072,000 for the nine months ended June 30, 1994. The increase in interest expense is due to increased amortization of deferred offering costs.

The provision for credit losses for the six months ended June 30, 1995, was $114,000 compared to $2,940,000 for the six months ended June 30, 1994. The decrease in provision for credit losses is due to improvement in contract performance.

General and administrative expenses decreased from $1,052,000 for the nine months ended June 30, 1994, to $916,000 for the nine months ended June 30, 1995. General and administrative expenses consist primarily of repossession, vehicle repair, maintenance expenses, servicing fees, bank, accounting, and attorney and trustee fees. Servicing fees are paid to ACAC monthly at the current rate of $22.30 for each receivable that is not in default. General and administrative expenses decreased due to lower contract receivables and lower repossessions.

Comparison of  Three Month Periods Ended June 30, 1995 and 1994

For the three months ended June 30, 1995, the Company had interest revenue of $694,000, compared to $740,000 for the three months ended June 30, 1994. Interest revenue decreased due to a decrease in contract receivables.

For the three months ended June 30, 1995, the Company had interest expense of $728,000 compared to $697,000 for the three months ended June 30, 1994. The increase in interest expense is due to amortization of deferred offering costs.

Recovery of provision for credit losses of $50,000 in the three months ended June 30, 1995, was caused by improvement in contract performance.

General and Administrative expenses increased from $233,000 for the three months ended June 30, 1994 to $287,000 for the three months ended June 30, 1995. The increase in general and administrative expenses is due to additional repossessions that occurred during the three month period ended June 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company reached minimum subscription amount and began purchasing contract receivables in February 1993. The Company had completed raising the total subscription amount of $15,000,000 by July 1993, and the Company completed its initial investment of net proceeds of $13,171,000 during the fourth quarter of calendar year 1993. By applying note proceeds, surplus cash collections, and repossession proceeds, the Company has purchased a total of $26,798,000 in contract receivables.

The Company's liquidity is a function of, among other things, cash flow from receivables owned by the Company and Company expenditures.

Based on the collection performance of contracts owned by the Company, it is currently estimated that the Company will have insufficient sinking fund cash to pay the holders of the Company's Notes in full at maturity on April 30, 1996. While the sale or collection of remaining receivables after maturity may reduce the shortfall, there can be no assurance that the Company will be able to obtain a buyer for the receivables and it is unlikely that the proceeds from sale or collection will be sufficient to pay the Noteholders in full.

The Company's projected insufficient cash balance at the maturity date of the Notes payable on April 30, 1996, will constitute a default at maturity date under its indenture agreement with Texas Commerce Bank National Association ("Trustee"). With the occurrence of a default, the Trustee has the option to sell the Company's assets, to institute judicial proceedings to force complete or partial foreclosure of the Company, and to take any other appropriate actions to protect and enforce the rights and remedies of the Trustee and, the Company's Noteholders. At the time of default, the collections from assets and sale proceeds of repossessed vehicles will be applied to the remaining balance due Noteholders after Trustee fees and expenses. Trustee expenses can include servicing, banking, legal, accounting, repossession, repair, liquidation and taxation expenditures.

The sinking fund began on May 1, 1995, and the cash provided by operations and principal payments on contract receivables is being deposited into a sinking fund trust account and no additional contracts are being purchased. The funds in the sinking fund will be invested until maturity at money market fund rates.

In 1992, the Company joined in a pre-existing tax benefits sharing agreement with Search. Under the terms of this agreement, the Company is required to reimburse Search for any income tax payments made by Search on the Company's behalf and to reimburse Search for the accruing to the Company from any tax losses or credits of Search that are used to offset the taxable income of the Company. Search is required to reimburse the Company for benefits accruing to the other participants in the sharing agreement from any tax losses or credits of the Company that are used to offset tax payments of the other participants.

Proceeds from the Company's receivables are restricted to repayment of the Notes, the payment of interest, and the payment of certain allowed expenses, including servicing fees. The Notes require interest payments only until maturity.

Until maturity the difference between collections and interest due each month is first applied to allowed expenses of the Company (primarily repossession, repair and maintenance expenses, servicing, investor relations expenses, bank, accounting, attorney and trustee fees, and income taxes). Servicing and investor relations expenses are an allowed expense of the Company and are paid to ACAC.

Management is currently pursuing a plan to convert the existing notes payable into common and preferred shares of Search. It is anticipated that both the common and the preferred shares will be fully tradable securities and that the preferred shares will pay quarterly dividends at 9% per annum. The plan would necessitate that the Company file under Chapter 11 of the United States Bankruptcy code. An ad hoc noteholder committee has been formed to determine the terms of the conversion plan with the Company. During the period from the filing of the Chapter 11 petition until the plan is approved by the noteholders and the Bankruptcy court has issued a final order of confirmation of a reorganization plan, the company intends to continue to use Search to service the Company's receivables until either all of the remaining receivables are collected and any repossessed vehicles are sold or until the conversion plan is consummated. If the plan of reorganization is not approved by the Bankruptcy Court, the Company may have to seek another company to service the Company's receivables since Search has indicated that, in the absence of the conversion of the notes payable into Search common and preferred shares, it may not have sufficient resources to continue servicing the Company's receivables.

Neither Search nor any subsidiary or affiliate of Search has guaranteed repayment of the Company's Notes or has any current or future obligation to support the Company. Except for the sale and collection of the Company's receivables, the Company does not anticipate that it will have any other source of capital to satisfy the Notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AUTOMOBILE CREDIT FINANCE III, INC.


DATE:  August 4, 1995                   BY:  /s/ Lucian D. Vandergrift, III
                                            -------------------------------
                                            Lucian D. Vandergrift, III
                                            Reporting Officer



DATE:  August 4, 1995                   BY:  /s/ Robert D. Idzi
                                            -------------------------------
                                            Robert D. Idzi
                                            Senior Vice President, Chief
                                            Financial Officer and Treasurer
                                            (Principal Financial Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27           Financial Data Schedule
